Form 10-K
period 2000-12-31
WODFI LLC
filed 2001-04-02
CIK 1092459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

(X )ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-35542
                         ------------------------------

                                    WODFI LLC
           (Exact name of registrant as specified in its charter)


            Delaware                                   Non-applicable
            -------                                      ----------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                  190 NW 12TH Avenue, Deerfield Beach, FL 33442
                ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (954)429-2200
                                  -------------
                         (Registrant's telephone number,
                              including area code)

      Securities registered pursuant to Section 12(g) of the Act:

 Series 2000-1, Floating Rate Automobile Dealer Floorplan Asset-Backed Notes,
          Class A
 Series 2000-1, Floating Rate Automobile Dealer Floorplan Asset-Backed Notes,
          Class B

                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 2000, the aggregate market value of the Class A Certificates and Class B Certificates of Series 2000-1 was approximately $700,000,000.


                       Documents incorporated by reference

                                      None.

                          World Omni Master Owner Trust

                                     PART I

ITEM 2.  PROPERTIES

        ITEM 2.  PROPERTIES

         The Series 2000-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A and Class B (respectively, the "Class A Notes" and the "Class B Notes" and, collectively, the "Term Notes") were issued by the World Omni Master Owner Trust (the "Trust"), a Delaware business trust created pursuant to a Trust Agreement between WODFI LLC, a Delaware limited liability company, and Chase Manhattan Bank USA, National Association (successor-by-merger to Chase Manhattan Bank Delaware), as owner trustee, pursuant to an Indenture between the Trust and BNY Midwest Trust Company (as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank), as indenture trustee.

         In addition to the Term Notes, the Trust has issued the Series 1999-VFN Asset Backed Notes and the Series 2000-VFN Asset Backed Notes (together with the Term Notes, the "Notes"). WODFI LLC owns the equity in the Trust, which is represented by a certificate (the "Certificate"). The certificate represents the remainder interest in the Trust not represented by the Notes.

         As of December 31, 2000, the outstanding principal balance of the Series 2000-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A was $646,000,000, the outstanding principal balance of the Series 2000-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class B was $54,000,000, the outstanding principal balance of the Series 1999-VFN Asset Backed Notes was $150,000,000, and the outstanding principal balance of the Series 2000-VFN Asset Backed Notes was $150,000,000.

         The Notes are secured by the assets of the Trust, and each series of Notes is allocated a varying percentage of the collections on the assets of the Trust. The assets of the Trust consist primarily of a revolving pool of receivables arising under selected revolving floorplan financing agreements entered into with World Omni Financial Corp. by retail automobile dealers to finance their inventory of new and used automobiles and light-duty trucks and may also include participation interests in financing arrangements of a third party.

         Receivables are sold by World Omni Financial Corp. to WODFI LLC and are then transferred by WODFI LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the trustee under the Indenture for the notes for the benefit of the noteholders. The trust property also includes:

- -        security   interests   in   the   collateral    securing   the
         dealers'obligations to pay the receivables, which will include
         unsold  vehicles  and  which  may  include  parts   inventory,
         equipment,   fixtures,   service  accounts,  real  estate  and
         guarantees;

- -        amounts held on deposit in specified trust accounts maintained for the trust or for a series or class of notes;

- -        recourse World Omni Financial Corp. may have against the dealers under the financing agreements; and

- -        an assignment of WODFI LLC's rights under the agreement under which it purchased the receivables from World Omni Financial Corp.

         As new receivables arise under the selected financing agreements, they generally will be transferred to the trust on a daily basis. Prior to the date on which funds are required to be set aside for payment on a series of notes, the trust generally will transfer the principal collections on the receivables to the certificateholders, provided there are sufficient assets in the trust. If there are not sufficient assets in the trust, the trust will retain the principal collections and invest them in eligible investments.

         As of December 31, 2000, the assets of the trust consisted of the accounts from approximately 240 dealers, with an aggregate receivables principal balance of approximately $1,068,777,040.45. With to these dealer accounts:

- -        there were 75 active accounts with dealers of Southeast Toyota
         Distributers, Inc., an affiliate of World Omni Financial Corp., and 165 accounts of other dealers;

- -        the average  credit line per  account was $5.17  million;  the average principal balance of receivables per account was $4.49
         million;   and  the  aggregate  total  principal   balance  of
         receivables as a percentage of the aggregate total credit line was approximately 86.84%

- -        the weighted average spread over the prime rate charged to dealers was
         (0.28%); and

- -        the weighted average spread over LIBOR charged to dealers was 2.03%.

         As of December 31, 2000, [add delinquency, default and loss data].

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 2000, there were no material legal proceedings in respect to the Trust or the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of the Class A Notes or the holders of the Class B Notes has been solicited.

                                     Part II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Depository Trust Company is registered holder of all Class A Notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

Beneficial owners of more than 5% of the Class A Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

Class A                           Northern Trust Company           209,600,000         32.45%
                                  801 S. Canal C-In
                                  Chicago, Il  60607

Class A                           The Bank of New York             146,000,000         22.60%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

Class A                           Chase Manhattan Bank             115,000,000         17.80%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A                           Wells Fargo Bank Minnesota, N.A.  55,000,000          8.15%
                                  733 Marquette Avenue
                                  N9306-051
                                  Minneapolis, MN  55479

Class A                           Citibank, N.A.                    50,000,000          7.74%
                                  3800 Citicorp Center
                                  Tampa Building B/Floor 1
                                  Tampa, FL  33610-9122

Class A                           Boston Safe Deposit and Trust     46,250,000          7.16%
                                        Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center,
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Beneficial owners of more than 5% of the Class B Notes at December 31, 2000:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

Class B                           Bankers Trust Company             21,200,000          39.26%
                                  648 Grassmere Road
                                  Nashville, TN  37211

Class B                           Boston Safe Deposit and           11,300,000          20.93%
                                        Trust Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center,
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class B                           Citibank, N.A.                    10,000,000          18.52%
                                  3800 Citicorp Center
                                  Tampa Building B/Floor 1
                                  Tampa, FL  33610-9122

Class B                           Chase Manhattan Bank               9,000,000          16.67%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

**Source: The Depository Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions of the type described in S-K item 404(a)(3) between the Trust and any 5% beneficial owner of the Class A Notes.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

         (1)      Annual Officer's Certificate
         (2)      Annual Accountants' Report*
         (3)      Summary of Monthly Reports

- --------------------
* The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WODFI LLC
          -------------------------------------------------------
                                  (Registrant)

                                      BY:  World Omni Financial Corp.,
                                                  as Servicer


Date:     April 2, 2001               BY:  /s/Alan J. Browdy
          -----------------             -----------------------------------
                                        Alan J. Browdy
                                        Vice President, Finance
                                        World Omni Financial Corp.
                                        (Duly Authorized Officer of the Servicer
                                        on behalf of the Trust)

                                  EXHIBIT INDEX

                  Exhibit                                            Page No.

(1)      Annual Officer's Certificate                                   1

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports                                     2
