Form 10-K
period 2001-12-31
WODFI LLC
filed 2002-04-02
CIK 1092459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    333-35542
                            (Commission file number)

                                    WODFI LLC
(Exact name of registrant and grantor of the Trusts as specified in its charter)

                          World Omni Master Owner Trust
                     (Issuer with respect to the Securities)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                                   65-0934017
                (Registrant's IRS Employer or Identification No.)

                               190 NW 12th Avenue
                            Deerfield Beach, FL 33442
           (Address of principal executive offices including Zip Code)

       Registrant's telephone number, including area code: (954) 429-2200

Securities registered pursuant to Section 12(b) and Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of December 31, 2001, World Omni Financial Corp. owned all of the outstanding equity interests in the registrant and the issuer.

                       Documents incorporated by reference

                                      None.

                          World Omni Master Owner Trust

                                     PART I

ITEM 2.  PROPERTIES

         The Series 2000-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A and Class B (respectively, the "Series 2000-1 Class A Notes" and the "Series 2000-1 Class B Notes") and the Series 2001-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A and Class B (respectively, the "Series 2001-1 Class A Notes" and the "Series 2001-1 Class B
 Notes", and collectively together with the Series 2000-1 Class A Notes and the Series 2000-1 Class B Notes, the "Term Notes") were issued by the World Omni Master Owner Trust (the "Trust"), a Delaware business trust created pursuant to a Trust Agreement between WODFI LLC, a Delaware limited liability company, and Chase Manhattan Bank USA, National Association (successor-by-merger to Chase Manhattan Bank Delaware), as owner trustee, pursuant to an Indenture between the Trust and BNY Midwest Trust Company (as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank), as indenture trustee.

         In addition to the Term Notes, the Trust has issued the Series 1999-VFN Asset Backed Notes and the Series 2000-VFN Asset Backed Notes (together with the Term Notes, the "Notes"). WODFI LLC owns the equity in the Trust, which is represented by a certificate (the "Certificate"). The Certificate represents the remainder interest in the Trust not represented by the Notes.

         As of December 31, 2001, the outstanding principal balance of the Series 2000-1 Class A Notes was $646,000,000, the outstanding principal balance of the Series 2000-1 Class B Notes, was $54,000,000, the outstanding principal balance of the Series 2001-1 Class A Notes was $277,000,000, the outstanding principal balance of the Series 2001-1 Class B Notes was $23,000,000 and the outstanding principal balance of the Series 1999-VFN Notes was $0.00, and the outstanding principal balance of the Series 2000-VFN Notes was $0.00.

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

         Receivables are sold by World Omni Financial Corp. to WODFI LLC and are then transferred by WODFI LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the trustee under the Indenture for the Notes for the benefit of the noteholders. The Trust property also includes:

o security interests in the collateral securing the dealers' obligations to pay the receivables, which will include unsold vehicles and which may include parts inventory, equipment, fixtures, service accounts, real estate and guarantees;

o amounts held on deposit in specified trust accounts maintained for the Trust or for a series or class of notes;

o recourse World Omni Financial Corp. may have against the dealers under the financing agreements; and

o an assignment of WODFI LLC's rights under the agreement under which it purchased the receivables from World Omni Financial Corp.

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

         As of December 31, 2001, the assets of the Trust consisted of the accounts from approximately 219 dealers, with an aggregate receivables principal balance of approximately $882,444,845.77. With regard to these dealer accounts:

o there were 72 active accounts with dealers of Southeast Toyota Distributers, LLC., an affiliate of World Omni Financial Corp., and 147 accounts of other dealers;

o the average credit line per account was $5.94 million; the average principal balance of receivables per account was $3.99 million; and the aggregate total principal balance of receivables as a percentage of the aggregate total credit line was approximately 67.14%

o the weighted average spread over the prime rate charged to dealers was -.42%; and

o        the weighted average spread over LIBOR charged to dealers was 2.10%.

         For additional information regarding the assets of the Trust as of December 31, 2001, and for the year then ended see Exhibit 24.

ITEM 3. LEGAL PROCEEDINGS

         As of December 31, 2001, there were no material legal proceedings in respect to the Trust or the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of the Term Notes or Certificates has been solicited.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         World Omni Financial Corp. owns 100% of the beneficial interest in WODFI LLC and the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

(1) Underwriting Agreement, dated as of March 22, 2000, among, WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on September 26, 2000.
(2) Underwriting Agreement, dated as of March 22, 2000, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on September 26, 2000.
(3) Second Amended Limited Liability Company Agreement, dated as of March 31, 2000, among WODFI LLC and World Omni Financial Corp. Incorporated by reference as filed on Exhibit 3.2 to the Registrant's 8-K filed on September 26, 2000.
(4) Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on September 26, 2000.
(5) Series 2000-1 Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on September 26, 2000.
(6) Amended and Restated Series 1999-VFN Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on September 26, 2000.
(7) Amended and Restated Trust Sale and Servicing Agreement, dated as of April 6, 2000, among World Omni Financial Corp., as servicer, WODFI LLC, and the Trust. Incorporated by reference as filed on Exhibit 99.1 to the Registrant's 8-K filed on September 26, 2000.
(8) Amended and Restated Receivables Purchase Agreement, dated as of April 6, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on September 26, 2000.
(9) Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of August _______, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.3 to the Registrant's 8-K filed on September 26, 2000.
(10) Amendment No. 1 to Amended and Restated Trust Sale and Servicing Agreement, dated as of August ____, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on
Exhibit 99.4 to the Registrant's 8-K filed on September 26, 2000.
(11) Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $157,000,000 Series 2001-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on April 10, 2001.
(12) Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2001-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on April 10, 2001.
(13) Series 2001-1 Supplement, dated as of March 6, 2001, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the Series 2001-1 Notes. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on April 10, 2001.

(14) Placement Agency Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class A Notes. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on April 10, 2001.
(15) Class A Purchase Agreement, dated as of February 21, 2001, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class A Notes. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on April 10, 2001.
(16) Series 2000-VFN Supplement, dated as of December 22, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on Exhibit 4.4 to the Registrant's 8-K filed on April 10, 2001.
(17) Amendment No. 1 to Series 2000-VFN Supplement, dated as of February 5, 2001, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on
Exhibit 4.5 to the Registrant's 8-K filed on April 10, 2001.
(18) Amendment No. 2 to Series 2000-VFN Supplement, dated as of February 15, 2001, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on
Exhibit 4.6 to the Registrant's 8-K filed on April 10, 2001.
(19) Variable Funding Note Purchase Agreement, dated as of December 22, 2000, by and among World Omni Financial Corp., the Trust, Park Avenue Receivables Corporation, The Chase Manhattan Bank, and the other APA Banks from time to time parties thereto, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on Exhibit 4.7 to the Registrant's 8-K filed on April 10, 2001.
(20) Amendment No. 1 to Variable Funding Note Purchase Agreement, dated as of February 5, 2001, among World Omni Financial Corp., the Trust, Park Avenue Receivables Corporation, The Chase Manhattan Bank, and the APA Banks from time to time parties thereto, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on Exhibit 4.8 to the Registrant's 8-K filed on April 10, 2001.
(21) Amendment No. 2 to Variable Funding Note Purchase Agreement, dated as of February 8, 2001, among World Omni Financial Corp., the Trust, Park Avenue Receivables, The Chase Manhattan Bank, and the APA Banks from time to time parties thereto, relating to the Series 2000-VFN Notes. Incorporated by reference as filed on Exhibit 4.9 to the Registrant's 8-K filed on April 10, 2001.
(22)     Annual Officer's Certificate
(23)     Annual Accountants' Report*
(24)     Summary of Monthly Reports

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

                                       WODFI LLC
                                       (Registrant)

                                       BY: World Omni Financial Corp.,
                                               as Servicer
Date: April 2, 2002

                                       BY:/s/
                                          Frank A. Armstrong
                                          Vice President and Chief
                                          Financial Officer
                                          World Omni Financial Corp.
                                          (Duly Authorized Officer of the
                                           Servicer on behalf of the Trust)

                                  EXHIBIT INDEX

                                                          Exhibit Page No.
(22)     Annual Officer's Certificate                           1
(23)     Annual Accountants' Report (not being filed)
(24)     Summary of Monthly Reports                             2