Form 10-K
period 2002-12-31
WODFI LLC
filed 2003-04-02
CIK 1092459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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

                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   As of December 31, 2002, World Omni Financial Corp. owned all of the outstanding equity interests in the registrant and the issuer.

                       Documents incorporated by reference

                                      None.

                          World Omni Master Owner Trust

                                     PART I

ITEM 2.  PROPERTIES

    The Series 2000-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A and Class B (respectively, the "Series 2000-1 Class A Notes" and the "Series 2000-1 Class B Notes") and the Series 2001-1 Floating Rate Automobile Dealer Floorplan Asset Backed Notes, Class A and Class B (respectively, the "Series 2001-1 Class A Notes" and the "Series 2001-1 Class B Notes", and collectively together with the Series 2000-1 Class A Notes and the Series 2000-1 Class B Notes, the "Term Notes") were issued by the World Omni Master Owner Trust (the "Trust"), a Delaware statutory trust created pursuant to a Trust Agreement between WODFI LLC, a Delaware limited liability company, and Chase Manhattan Bank USA, National Association (successor-by-merger to Chase Manhattan Bank Delaware), as owner trustee, pursuant to an Indenture between the Trust and BNY Midwest Trust Company (as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank), as indenture trustee.

    In addition to the Term Notes, the Trust has issued the Series 1999-VFN Asset Backed Notes (together with the Term Notes, the "Notes"). WODFI LLC owns the equity in the Trust, which is represented by a certificate
(the "Certificate"). The Certificate represents the remainder interest in the Trust not represented by the Notes.

    As of December 31, 2002, the outstanding principal balance of the Series 2000-1 Class A Notes was $646,000,000, the outstanding principal balance of the Series 2000-1 Class B Notes, was $54,000,000, the outstanding principal balance of the Series 2001-1 Class A Notes was $277,000,000, the outstanding principal balance of the Series 2001-1 Class B Notes was $23,000,000 and the outstanding principal balance of the Series 1999-VFN Notes was $150,000,000.

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

     As of December 31, 2002, the assets of the Trust consisted of the accounts from approximately 207 dealers, with an aggregate receivables principal balance of approximately $1,169,133,014.25. Within these dealer accounts:

o there were 71 active accounts with dealers of Southeast Toyota Distributers, LLC, an affiliate of World Omni Financial Corp., and 136 accounts of other dealers;

o the average credit line per account was $6,534,000; the average principal balance of receivables per account was $5,546,000; and the aggregate total principal balance of receivables as a percentage of the aggregate total credit line was approximately 84.88%

o the weighted average spread over the prime rate charged to dealers was -.53%; and

o   the weighted average spread over LIBOR charged to dealers was 2.16%.

    For additional information regarding the assets of the Trust as of December 31, 2002, and for the year then ended see Exhibit 24.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 2002, there were no material legal proceedings in respect to the Trust or the Registrant.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

10.1 Underwriting Agreement, dated as of March 22, 2000, among, WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on September 26, 2000.
10.2 Underwriting Agreement, dated as of March 22, 2000, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on September 26, 2000.
10.3 Second Amended Limited Liability Company Agreement, dated as of March 31, 2000, among WODFI LLC and World Omni Financial Corp. Incorporated by reference as filed on Exhibit 3.2 to the Registrant's 8-K filed on September 26, 2000.
10.4 Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on September 26, 2000.
10.5 Series 2000-1 Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on September 26, 2000.
10.6 Amended and Restated Series 1999-VFN Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on September 26,
         2000.
10.7 Amended and Restated Trust Sale and Servicing Agreement, dated as of April 6, 2000, among World Omni Financial Corp., as servicer, WODFI LLC, and the Trust. Incorporated by reference as filed on Exhibit
         99.1 to the Registrant's 8-K filed on September 26, 2000.
10.8 Amended and Restated Receivables Purchase Agreement, dated as of April 6, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on September 26, 2000.
10.9 Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.3 to the Registrant's 8-K filed on September 26, 2000.
10.10 Amendment No. 1 to Amended and Restated Trust Sale and Servicing Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.4 to the Registrant's 8-K filed on September 26, 2000.
10.11 Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $157,000,000 Series 2001-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on April 10, 2001.
10.12 Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2001-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on April 10, 2001.
10.13 Series 2001-1 Supplement, dated as of March 6, 2001, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the
         Series 2001-1 Notes. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on April 10, 2001.
10.14 Placement Agency Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class
         A Notes. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on April 10, 2001.
10.15 Class A Purchase Agreement, dated as of February 21, 2001, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class
         A Notes. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on April 10, 2001.
99.1     Annual Officer's Certificate
99.2*    Annual Accountants' Report
99.3     Summary of Monthly Reports
99.4*    Certification of Chief Financial Officer of Servicer

* Pursuant to the Amended and Restated Trust Sale and Servicing Agreement (Exhibit 10.7), the Annual Accountants' Report is not required to be delivered to the servicer until April 30th of each year. As of the date of this report, the Annual Accountants' Report was not available. Upon receipt by the servicer of the Annual Accountants' Report, which is expected to be no later than April 30, 2003, the servicer will file an amendment to this report containing the Annual Accountants' Report and an amended Certificate of Chief Financial Officer of the servicer reflecting the findings of the Annual Accountants' Report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WODFI LLC
                                       (Registrant)

                                       BY: World Omni Financial Corp.,
Date: April 2, 2003                           as Servicer

                                       BY:/s/____________________________
                                               Victor A. De Jesus
                                               Vice President and Chief
                                               Financial Officer
                                               World Omni Financial Corp.
                                               (Duly Authorized Officer of the
                                                Servicer on behalf of the Trust)

                                  EXHIBIT INDEX



99.1     Annual Officer's Certificate
99.2*    Annual Accountants' Report
99.3     Summary of Monthly Reports
99.4*    Certification of Chief Financial Officer of Servicer

* Pursuant to the Amended and Restated Trust Sale and Servicing Agreement (Exhibit 10.7), the Annual Accountants' Report is not required to be delivered to the servicer until April 30th of each year. As of the date of this report, the Annual Accountants' Report was not available. Upon receipt by the servicer of the Annual Accountants' Report, which is expected to be no later than April 30, 2003, the servicer will file an amendment to this report containing the Annual Accountants' Report and an amended Certificate of Chief Financial Officer of the Servicer reflecting the findings of the Annual Accountants' Report.