Form 10-K/A
period 2002-12-31
WODFI LLC
filed 2003-04-25
CIK 1092459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

10.1 Underwriting Agreement, dated as of March 22, 2000, among, WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on September 26, 2000.
10.2 Underwriting Agreement, dated as of March 22, 2000, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2000-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on September 26, 2000.
10.3 Second Amended Limited Liability Company Agreement, dated as of March 31, 2000, among WODFI LLC and World Omni Financial Corp. Incorporated by reference as filed on Exhibit 3.2 to the Registrant's 8-K filed on September 26, 2000.
10.4 Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on September 26, 2000.
10.5 Series 2000-1 Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on September 26, 2000.
10.6 Amended and Restated Series 1999-VFN Supplement, dated as of April 6, 2000, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as successor-in-interest to the corporate trust administration of Harris Trust and Savings Bank, as indenture trustee. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on September 26, 2000.
10.7 Amended and Restated Trust Sale and Servicing Agreement, dated as of April 6, 2000, among World Omni Financial Corp., as servicer, WODFI LLC, and the Trust. Incorporated by reference as filed on Exhibit
         99.1 to the Registrant's 8-K filed on September 26, 2000.
10.8 Amended and Restated Receivables Purchase Agreement, dated as of April 6, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.2 to the Registrant's 8-K filed on September 26, 2000.
10.9 Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.3 to the Registrant's 8-K filed on September 26, 2000.
10.10 Amendment No. 1 to Amended and Restated Trust Sale and Servicing Agreement, dated as of August 11, 2000, between World Omni Financial Corp., as seller, and WODFI LLC, as buyer. Incorporated by reference as filed on Exhibit 99.4 to the Registrant's 8-K filed on September 26, 2000.
10.11 Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $157,000,000 Series 2001-1 Class A Notes. Incorporated by reference as filed on Exhibit 1.1 to the Registrant's 8-K filed on April 10, 2001.
10.12 Underwriting Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the Series 2001-1 Class B Notes. Incorporated by reference as filed on Exhibit 1.2 to the Registrant's 8-K filed on April 10, 2001.
10.13 Series 2001-1 Supplement, dated as of March 6, 2001, to Amended and Restated Indenture, dated as of April 6, 2000, between the Trust and BNY Midwest Trust Company, as indenture trustee, relating to the Series 2001-1 Notes. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on April 10, 2001.
10.14 Placement Agency Agreement, dated as of February 21, 2001, among World Omni Financial Corp., WODFI LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class
         A Notes. Incorporated by reference as filed on Exhibit 4.2 to the Registrant's 8-K filed on April 10, 2001.
10.15 Class A Purchase Agreement, dated as of February 21, 2001, among WODFI LLC, World Omni Financial Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the $120,000,000 Series 2001-1 Class
         A Notes. Incorporated by reference as filed on Exhibit 4.3 to the Registrant's 8-K filed on April 10, 2001.
10.16 Amendment No. 2 to Receivables Purchase Agreement, dated as of December 30, 2002. Incorporated by reference as filed on Exhibit 4.1 to the Registrant's 8-K filed on April 7, 2003.
10.17 Amendment No. 2 to Trust Sale and Servicing Agreement, dated as of December 30, 2002. Incorporated by referenced as filed on Exhibit 4.2 to the Registrant's 8-K filed on April 7, 2003.
99.1     Annual Officer's Certificate
99.2     Annual Accountants' Report
99.3     Summary of Monthly Reports
99.4     Certification of Chief Financial Officer of Servicer



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WODFI LLC
                                       (Registrant)

                                       BY: World Omni Financial Corp.,
Date: April 25, 2003                           as Servicer

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

                                  EXHIBIT INDEX



99.1     Annual Officer's Certificate
99.2     Annual Accountants' Report
99.3     Aggregated Servicer's Certificate
99.4     Certification of Chief Financial Officer of Servicer